Form 10-K
period 2019-12-31
UBS Commercial Mortgage Trust 2017-C1
filed 2020-03-23
CIK 1706060

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

LMF Commercial, LLC

(exact name of the sponsor as specified in its charter)

(formerly known as Rialto Mortgage Finance, LLC)

Central Index Key Number of the sponsor: 0001542256

Natixis Real Estate Capital LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0000740906

Wells Fargo Bank, National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001238163

Société Générale, New York Branch

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

21045

(Zip Code)

Registrant’s telephone number, including area code:

(212) 713-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

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

Not applicable.

EXPLANATORY NOTES

The Save Mart Portfolio Mortgage Loan, the Baypoint Commerce Center Mortgage Loan, the Art Van Portfolio Mortgage Loan, the Lormax Stern Retail Development – Roseville Mortgage Loan and the Concorde Portfolio Mortgage Loan, which constituted approximately 5.2%, 3.1%, 3.1%, 1.9% and 1.9%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Save Mart Portfolio Mortgage Loan which is an asset of the issuing entity and five other pari passu loans and one subordinate companion loan, each of which are not assets of the issuing entity, (b) with respect to the Baypoint Commerce Center Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity, (c) with respect to the Art Van Portfolio Mortgage Loan which is an asset of the issuing entity and four other pari passu loans, which are not assets of the issuing entity, (d) with respect to the Lormax Stern Retail Development – Roseville Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity and (e) with respect to the Concorde Portfolio Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the Save Mart Portfolio Mortgage Loan, the Baypoint Commerce Center Mortgage Loan, the Art Van Portfolio Mortgage Loan, the Lormax Stern Retail Development – Roseville Mortgage Loan and the Concorde Portfolio Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 75 Broad Street Mortgage Loan, which constituted approximately 3.4% of the asset pool of the issuing entity as of its cut-off date.  The 75 Broad Street Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 75 Broad Street Mortgage Loan and one other pari passu loan and two subordinate companion loans, which are not assets of the issuing entity. The other pari passu portion of the loan combination was securitized in the Natixis Commercial Mortgage Securities Trust 2017-75B transaction (the “NCMS 2017-75B Transaction”). This loan combination, including the 75 Broad Street Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the NCMS 2017-75B Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Apple Sunnyvale Mortgage Loan, which constituted approximately 3.5% of the asset pool of the issuing entity as of its cut-off date.  The Apple Sunnyvale Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Apple Sunnyvale Mortgage Loan and one other pari passu loan and one subordinate companion loan, which are not assets of the issuing entity.This loan combination, including the Apple Sunnyvale Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of the other pari passu portion of the Apple Sunnyvale  loan combination in the CSAIL 2017-C8 Commercial Mortgage Trust transaction, Commission File Number 333-207361-05 (the “CSAIL 2017-C8 Transaction”).  After the closing of the CSAIL 2017-C8 Transaction on June 29, 2017, this loan combination, including the Apple Sunnyvale Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the CSAIL 2017-C8 Transaction, which is incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Sheraton Hotel Greensboro Mortgage Loan, which constituted approximately 1.6% of the asset pool of the issuing entity as of its cut-off date.  The Sheraton Hotel Greensboro Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Sheraton Hotel Greensboro Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity.This loan combination, including the Sheraton Hotel Greensboro Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of the other pari passu portion of the Sheraton Hotel Greensboro  loan combination in the BANK 2017-BNK6 transaction, Commission File Number 333-206847-06 (the “BANK 2017-BNK6 Transaction”).  After the closing of the BANK 2017-BNK6 Transaction on July 27, 2017, this loan combination, including the Sheraton Hotel Greensboro Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the BANK 2017-BNK6 Transaction, which is incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K.

The master servicer of a pooling and servicing agreement or trust and servicing agreement also functions as the primary servicer of the related mortgage loans serviced and administered pursuant to such agreement unless a separate primary servicer is identified herein.  If this report does not identify a separate primary servicer, the servicer compliance statement provided by the master servicer under any such agreement also encompasses its responsibilities as primary servicer of the related mortgage loan or mortgage loans.

Wells Fargo Bank, National Association is the master servicer and certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the Apple Sunnyvale Mortgage Loan, the One West 34th Street Mortgage Loan, the Atlanta and Anchorage Hotel Portfolio Mortgage Loan and the Sheraton Hotel Greensboro Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Apple Sunnyvale Mortgage Loan, the One West 34th Street Mortgage Loan, the Atlanta and Anchorage Hotel Portfolio Mortgage Loan, the Sheraton Hotel Greensboro Mortgage Loan, the Moffett Place Google Mortgage Loan and the 75 Broad Street Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

Wilmington Trust, National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement, the One West 34th Street Mortgage Loan, the Atlanta and Anchorage Hotel Portfolio Mortgage Loan, the Apple Sunnyvale Mortgage Loan and the Sheraton Hotel Greensboro Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the BANK 2017-BNK4 Transaction, the pooling and servicing agreement for the CFCRE 2017-C8 Transaction, the pooling and servicing agreement for the CSAIL 2017-C8 Transaction and the pooling and servicing agreement for the BANK 2017-BNK6 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement, the One West 34th Street Mortgage Loan, the Atlanta and Anchorage Hotel Portfolio Mortgage Loan, the Apple Sunnyvale Mortgage Loan and the Sheraton Hotel Greensboro Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

Wells Fargo Bank, National Association acts as trustee of the Moffett Place Google Mortgage Loan and the 75 Broad Street Mortgage Loan.  Pursuant to the pooling and servicing agreement for the CD 2017-CD3 Transaction and the trust and servicing agreement of the NCMS 2017-75B Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the Subject Transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Moffett Place Google Mortgage Loan and the 75 Broad Street Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the master servicer under the Pooling and Servicing Agreement and the primary servicer of the One West 34th Street Mortgage Loan, the Atlanta and Anchorage Hotel Portfolio Mortgage Loan, the Apple Sunnyvale Mortgage Loan and the Sheraton Hotel Greensboro Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the Moffett Place Google Mortgage Loan, the One West 34th Street Mortgage Loan, the 75 Broad Street Mortgage Loan, the Atlanta and Anchorage Hotel Portfolio Mortgage Loan, the Apple Sunnyvale Mortgage Loan and the Sheraton Hotel Greensboro Mortgage Loan listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the Save Mart Portfolio Mortgage Loan, the Moffett Place Google Mortgage Loan, the Apple Sunnyvale Mortgage Loan, the 75 Broad Street Mortgage Loan, the Sheraton Hotel Greensboro Mortgage Loan, the One West 34th Street Mortgage Loan and the Atlanta and Anchorage Hotel Portfolio Mortgage Loan, (i) the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of KeyBank National Association, as primary servicer and special servicer of the 75 Broad Street Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because it is a party performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of AEGON USA Realty Advisors, LLC, as special servicer of the Save Mart Portfolio Mortgage Loan, Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer and special servicer of the Moffett Place Google Mortgage Loan and as special servicer of the Apple Sunnyvale Mortgage Loan and the Sheraton Hotel Greensboro Mortgage Loan, Rialto Capital Advisors, LLC as special servicer of the One West 34th Street Mortgage Loan and the Atlanta and Anchorage Hotel Portfolio Mortgage Loan, and KeyBank National Association, as primary servicer and special servicer of the 75 Broad Street Mortgage Loan listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator, as trustee and as custodian.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the agreement.  With respect to such litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the 75 Broad Street Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the NCMS 2017-75B Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit K to the trust and servicing agreement for the NCMS 2017-75B Transaction incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the NCMS 2017-75B Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

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

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by Midland Loan Services, a Division of PNC Bank National Association (“Midland”) discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance

In certain instances, the Schedule AL Files (Item 1125 of Regulation AB) were not reported in accordance with the terms specified in the transaction agreements, in conflict with Item 1122(d)(3)(i): “Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports: (A) Are prepared in accordance with timeframes and other terms set forth in the transaction agreements”.  The noncompliance consisted of omitted or inaccurately reported fields as described in (1) and (2) below.  (1) In connection with other enhancements Midland made to its manual Schedule AL process, starting in April 2019, Midland developed and implemented new Schedule AL reporting templates for each applicable CMBS transaction that closed prior to April 2019 and for each applicable CMBS transaction going forward.  Related to this, Midland made certain template setup errors, along with related and other manual inputting of information errors, and the errors were not identified prior to submission of the applicable Schedule AL Files in certain cases due to breakdowns in quality control.  (2) In one applicable transaction, the related Schedule AL File for a given month was not saved properly resulting in the prior month's Schedule AL File being submitted for the given month instead of the correct Schedule AL File.

The identified instances did not involve the servicing of assets included in this securitization.

Steps Taken to Remedy the Material Instance of Noncompliance

Midland’s Schedule AL reporting process was enhanced in April of 2019, however, the process remained manual throughout the 2019 calendar year.  Errors relating to certain Schedule AL Files during 2019 were identified during the related audit.  Following identification, Midland made staffing changes and additional enhancements and improvements to its processes and procedures to support its Schedule AL reporting obligations and expects to move to an automated solution for this process.

Midland is currently remediating the Schedule AL reporting for certain of the CMBS transactions found to be incorrect.

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

4.15         Agreement Between Note Holders, dated as of May 22, 2017, by and between CIBC Inc., as Initial Note A-1 Holder, and CIBC Inc., as Initial Note A-2 Holder (filed as Exhibit 4.14 to the registrant’s Current Report on Form 8-K filed on June 12, 2017 under Commission File No. 333-207340-01 and incorporated by reference herein).

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

33.8         National Tax Search, LLC, as Servicing Function Participant

33.9         Wells Fargo Bank, National Association, as Primary Servicer of the Save Mart Portfolio Mortgage Loan (see Exhibit 33.1)

33.10       AEGON USA Realty Advisors, LLC, as Special Servicer of the Save Mart Portfolio Mortgage Loan

33.11       Wilmington Trust, National Association, as Trustee of the Save Mart Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.12       Wells Fargo Bank, National Association, as Custodian of the Save Mart Portfolio Mortgage Loan (see Exhibit 33.5)

33.13       Pentalpha Surveillance LLC, as Operating Advisor of the Save Mart Portfolio Mortgage Loan (see Exhibit 33.6)

33.14       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Save Mart Portfolio Mortgage Loan (see Exhibit 33.7)

33.15       National Tax Search, LLC, as Servicing Function Participant of the Save Mart Portfolio Mortgage Loan (see Exhibit 33.8)

33.16       Wells Fargo Bank, National Association, as Primary Servicer of the Baypoint Commerce Center Mortgage Loan (see Exhibit 33.1)

33.17       CWCapital Asset Management LLC, as Special Servicer of the Baypoint Commerce Center Mortgage Loan (see Exhibit 33.2)

33.18       Wilmington Trust, National Association, as Trustee of the Baypoint Commerce Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.19       Wells Fargo Bank, National Association, as Custodian of the Baypoint Commerce Center Mortgage Loan (see Exhibit 33.5)

33.20       Pentalpha Surveillance LLC, as Operating Advisor of the Baypoint Commerce Center Mortgage Loan (see Exhibit 33.6)

33.21       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Baypoint Commerce Center Mortgage Loan (see Exhibit 33.7)

33.22       National Tax Search, LLC, as Servicing Function Participant of the Baypoint Commerce Center Mortgage Loan (see Exhibit 33.8)

33.23       Wells Fargo Bank, National Association, as Primary Servicer of the Art Van Portfolio Mortgage Loan (see Exhibit 33.1)

33.24       CWCapital Asset Management LLC, as Special Servicer of the Art Van Portfolio Mortgage Loan (see Exhibit 33.2)

33.25       Wilmington Trust, National Association, as Trustee of the Art Van Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.26       Wells Fargo Bank, National Association, as Custodian of the Art Van Portfolio Mortgage Loan (see Exhibit 33.5)

33.27       Pentalpha Surveillance LLC, as Operating Advisor of the Art Van Portfolio Mortgage Loan (see Exhibit 33.6)

33.28       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Art Van Portfolio Mortgage Loan (see Exhibit 33.7)

33.29       National Tax Search, LLC, as Servicing Function Participant of the Art Van Portfolio Mortgage Loan (see Exhibit 33.8)

33.30       Wells Fargo Bank, National Association, as Primary Servicer of the Lormax Stern Retail Development - Roseville Mortgage Loan (see Exhibit 33.1)

33.31       CWCapital Asset Management LLC, as Special Servicer of the Lormax Stern Retail Development - Roseville Mortgage Loan (see Exhibit 33.2)

33.32       Wilmington Trust, National Association, as Trustee of the Lormax Stern Retail Development - Roseville Mortgage Loan (Omitted. See Explanatory Notes.)

33.33       Wells Fargo Bank, National Association, as Custodian of the Lormax Stern Retail Development - Roseville Mortgage Loan (see Exhibit 33.5)

33.34       Pentalpha Surveillance LLC, as Operating Advisor of the Lormax Stern Retail Development - Roseville Mortgage Loan (see Exhibit 33.6)

33.35       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Lormax Stern Retail Development - Roseville Mortgage Loan (see Exhibit 33.7)

33.36       National Tax Search, LLC, as Servicing Function Participant of the Lormax Stern Retail Development - Roseville Mortgage Loan (see Exhibit 33.8)

33.37       Wells Fargo Bank, National Association, as Primary Servicer of the Concorde Portfolio Mortgage Loan (see Exhibit 33.1)

33.38       CWCapital Asset Management LLC, as Special Servicer of the Concorde Portfolio Mortgage Loan (see Exhibit 33.2)

33.39       Wilmington Trust, National Association, as Trustee of the Concorde Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.40       Wells Fargo Bank, National Association, as Custodian of the Concorde Portfolio Mortgage Loan (see Exhibit 33.5)

33.41       Pentalpha Surveillance LLC, as Operating Advisor of the Concorde Portfolio Mortgage Loan (see Exhibit 33.6)

33.42       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Concorde Portfolio Mortgage Loan (see Exhibit 33.7)

33.43       National Tax Search, LLC, as Servicing Function Participant of the Concorde Portfolio Mortgage Loan (see Exhibit 33.8)

33.44       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moffett Place Google Mortgage Loan

33.45       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Moffett Place Google Mortgage Loan (see Exhibit 33.44)

33.46       Wells Fargo Bank, National Association, as Trustee of the Moffett Place Google Mortgage Loan (Omitted. See Explanatory Notes.)

33.47       Wells Fargo Bank, National Association, as Custodian of the Moffett Place Google Mortgage Loan (see Exhibit 33.5)

33.48       Park Bridge Lender Services LLC, as Operating Advisor of the Moffett Place Google Mortgage Loan

33.49       Wells Fargo Bank, National Association, as Primary Servicer of the One West 34th Street Mortgage Loan (see Exhibit 33.1)

33.50       Rialto Capital Advisors, LLC, as Special Servicer of the One West 34th Street Mortgage Loan

33.51       Wilmington Trust, National Association, as Trustee of the One West 34th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.52       Wells Fargo Bank, National Association, as Custodian of the One West 34th Street Mortgage Loan (see Exhibit 33.5)

33.53       Pentalpha Surveillance LLC, as Operating Advisor of the One West 34th Street Mortgage Loan (see Exhibit 33.6)

33.54       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the One West 34th Street Mortgage Loan (see Exhibit 33.7)

33.55       National Tax Search, LLC, as Servicing Function Participant of the One West 34th Street Mortgage Loan (see Exhibit 33.8)

33.56       KeyBank National Association, as Primary Servicer of the 75 Broad Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.57       KeyBank National Association, as Special Servicer of the 75 Broad Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.58       Wells Fargo Bank, National Association, as Trustee of the 75 Broad Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.59       Wells Fargo Bank, National Association, as Custodian of the 75 Broad Street Mortgage Loan (see Exhibit 33.5)

33.60       Wells Fargo Bank, National Association, as Primary Servicer of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (see Exhibit 33.1)

33.61       Rialto Capital Advisors, LLC, as Special Servicer of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (see Exhibit 33.50)

33.62       Wilmington Trust, National Association, as Trustee of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.63       Wells Fargo Bank, National Association, as Custodian of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (see Exhibit 33.5)

33.64       Park Bridge Lender Services LLC, as Operating Advisor of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (see Exhibit 33.48)

33.65       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (see Exhibit 33.7)

33.66       National Tax Search, LLC, as Servicing Function Participant of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (see Exhibit 33.8)

33.67       Wells Fargo Bank, National Association, as Primary Servicer of the Apple Sunnyvale Mortgage Loan (see Exhibit 33.1)

33.68       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Apple Sunnyvale Mortgage Loan (see Exhibit 33.44)

33.69       Wilmington Trust, National Association, as Trustee of the Apple Sunnyvale Mortgage Loan (Omitted. See Explanatory Notes.)

33.70       Wells Fargo Bank, National Association, as Custodian of the Apple Sunnyvale Mortgage Loan (see Exhibit 33.5)

33.71       Park Bridge Lender Services LLC, as Operating Advisor of the Apple Sunnyvale Mortgage Loan (see Exhibit 33.48)

33.72       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Apple Sunnyvale Mortgage Loan (see Exhibit 33.7)

33.73       National Tax Search, LLC, as Servicing Function Participant of the Apple Sunnyvale Mortgage Loan (see Exhibit 33.8)

33.74       Wells Fargo Bank, National Association, as Primary Servicer of the Sheraton Hotel Greensboro Mortgage Loan (see Exhibit 33.1)

33.75       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Sheraton Hotel Greensboro Mortgage Loan (see Exhibit 33.44)

33.76       Wilmington Trust, National Association, as Trustee of the Sheraton Hotel Greensboro Mortgage Loan (Omitted. See Explanatory Notes.)

33.77       Wells Fargo Bank, National Association, as Custodian of the Sheraton Hotel Greensboro Mortgage Loan (see Exhibit 33.5)

33.78       Park Bridge Lender Services LLC, as Operating Advisor of the Sheraton Hotel Greensboro Mortgage Loan (see Exhibit 33.48)

33.79       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Sheraton Hotel Greensboro Mortgage Loan (see Exhibit 33.7)

33.80       National Tax Search, LLC, as Servicing Function Participant of the Sheraton Hotel Greensboro Mortgage Loan (see Exhibit 33.8)

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

34.8         National Tax Search, LLC, as Servicing Function Participant

34.9         Wells Fargo Bank, National Association, as Primary Servicer of the Save Mart Portfolio Mortgage Loan (see Exhibit 34.1)

34.10       AEGON USA Realty Advisors, LLC, as Special Servicer of the Save Mart Portfolio Mortgage Loan

34.11       Wilmington Trust, National Association, as Trustee of the Save Mart Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.12       Wells Fargo Bank, National Association, as Custodian of the Save Mart Portfolio Mortgage Loan (see Exhibit 34.5)

34.13       Pentalpha Surveillance LLC, as Operating Advisor of the Save Mart Portfolio Mortgage Loan (see Exhibit 34.6)

34.14       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Save Mart Portfolio Mortgage Loan (see Exhibit 34.7)

34.15       National Tax Search, LLC, as Servicing Function Participant of the Save Mart Portfolio Mortgage Loan (see Exhibit 34.8)

34.16       Wells Fargo Bank, National Association, as Primary Servicer of the Baypoint Commerce Center Mortgage Loan (see Exhibit 34.1)

34.17       CWCapital Asset Management LLC, as Special Servicer of the Baypoint Commerce Center Mortgage Loan (see Exhibit 34.2)

34.18       Wilmington Trust, National Association, as Trustee of the Baypoint Commerce Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.19       Wells Fargo Bank, National Association, as Custodian of the Baypoint Commerce Center Mortgage Loan (see Exhibit 34.5)

34.20       Pentalpha Surveillance LLC, as Operating Advisor of the Baypoint Commerce Center Mortgage Loan (see Exhibit 34.6)

34.21       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Baypoint Commerce Center Mortgage Loan (see Exhibit 34.7)

34.22       National Tax Search, LLC, as Servicing Function Participant of the Baypoint Commerce Center Mortgage Loan (see Exhibit 34.8)

34.23       Wells Fargo Bank, National Association, as Primary Servicer of the Art Van Portfolio Mortgage Loan (see Exhibit 34.1)

34.24       CWCapital Asset Management LLC, as Special Servicer of the Art Van Portfolio Mortgage Loan (see Exhibit 34.2)

34.25       Wilmington Trust, National Association, as Trustee of the Art Van Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.26       Wells Fargo Bank, National Association, as Custodian of the Art Van Portfolio Mortgage Loan (see Exhibit 34.5)

34.27       Pentalpha Surveillance LLC, as Operating Advisor of the Art Van Portfolio Mortgage Loan (see Exhibit 34.6)

34.28       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Art Van Portfolio Mortgage Loan (see Exhibit 34.7)

34.29       National Tax Search, LLC, as Servicing Function Participant of the Art Van Portfolio Mortgage Loan (see Exhibit 34.8)

34.30       Wells Fargo Bank, National Association, as Primary Servicer of the Lormax Stern Retail Development - Roseville Mortgage Loan (see Exhibit 34.1)

34.31       CWCapital Asset Management LLC, as Special Servicer of the Lormax Stern Retail Development - Roseville Mortgage Loan (see Exhibit 34.2)

34.32       Wilmington Trust, National Association, as Trustee of the Lormax Stern Retail Development - Roseville Mortgage Loan (Omitted. See Explanatory Notes.)

34.33       Wells Fargo Bank, National Association, as Custodian of the Lormax Stern Retail Development - Roseville Mortgage Loan (see Exhibit 34.5)

34.34       Pentalpha Surveillance LLC, as Operating Advisor of the Lormax Stern Retail Development - Roseville Mortgage Loan (see Exhibit 34.6)

34.35       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Lormax Stern Retail Development - Roseville Mortgage Loan (see Exhibit 34.7)

34.36       National Tax Search, LLC, as Servicing Function Participant of the Lormax Stern Retail Development - Roseville Mortgage Loan (see Exhibit 34.8)

34.37       Wells Fargo Bank, National Association, as Primary Servicer of the Concorde Portfolio Mortgage Loan (see Exhibit 34.1)

34.38       CWCapital Asset Management LLC, as Special Servicer of the Concorde Portfolio Mortgage Loan (see Exhibit 34.2)

34.39       Wilmington Trust, National Association, as Trustee of the Concorde Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.40       Wells Fargo Bank, National Association, as Custodian of the Concorde Portfolio Mortgage Loan (see Exhibit 34.5)

34.41       Pentalpha Surveillance LLC, as Operating Advisor of the Concorde Portfolio Mortgage Loan (see Exhibit 34.6)

34.42       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Concorde Portfolio Mortgage Loan (see Exhibit 34.7)

34.43       National Tax Search, LLC, as Servicing Function Participant of the Concorde Portfolio Mortgage Loan (see Exhibit 34.8)

34.44       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moffett Place Google Mortgage Loan

34.45       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Moffett Place Google Mortgage Loan (see Exhibit 34.44)

34.46       Wells Fargo Bank, National Association, as Trustee of the Moffett Place Google Mortgage Loan (Omitted. See Explanatory Notes.)

34.47       Wells Fargo Bank, National Association, as Custodian of the Moffett Place Google Mortgage Loan (see Exhibit 34.5)

34.48       Park Bridge Lender Services LLC, as Operating Advisor of the Moffett Place Google Mortgage Loan

34.49       Wells Fargo Bank, National Association, as Primary Servicer of the One West 34th Street Mortgage Loan (see Exhibit 34.1)

34.50       Rialto Capital Advisors, LLC, as Special Servicer of the One West 34th Street Mortgage Loan

34.51       Wilmington Trust, National Association, as Trustee of the One West 34th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.52       Wells Fargo Bank, National Association, as Custodian of the One West 34th Street Mortgage Loan (see Exhibit 34.5)

34.53       Pentalpha Surveillance LLC, as Operating Advisor of the One West 34th Street Mortgage Loan (see Exhibit 34.6)

34.54       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the One West 34th Street Mortgage Loan (see Exhibit 34.7)

34.55       National Tax Search, LLC, as Servicing Function Participant of the One West 34th Street Mortgage Loan (see Exhibit 34.8)

34.56       KeyBank National Association, as Primary Servicer of the 75 Broad Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.57       KeyBank National Association, as Special Servicer of the 75 Broad Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.58       Wells Fargo Bank, National Association, as Trustee of the 75 Broad Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.59       Wells Fargo Bank, National Association, as Custodian of the 75 Broad Street Mortgage Loan (see Exhibit 34.5)

34.60       Wells Fargo Bank, National Association, as Primary Servicer of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (see Exhibit 34.1)

34.61       Rialto Capital Advisors, LLC, as Special Servicer of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (see Exhibit 34.50)

34.62       Wilmington Trust, National Association, as Trustee of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.63       Wells Fargo Bank, National Association, as Custodian of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (see Exhibit 34.5)

34.64       Park Bridge Lender Services LLC, as Operating Advisor of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (see Exhibit 34.48)

34.65       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (see Exhibit 34.7)

34.66       National Tax Search, LLC, as Servicing Function Participant of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (see Exhibit 34.8)

34.67       Wells Fargo Bank, National Association, as Primary Servicer of the Apple Sunnyvale Mortgage Loan (see Exhibit 34.1)

34.68       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Apple Sunnyvale Mortgage Loan (see Exhibit 34.44)

34.69       Wilmington Trust, National Association, as Trustee of the Apple Sunnyvale Mortgage Loan (Omitted. See Explanatory Notes.)

34.70       Wells Fargo Bank, National Association, as Custodian of the Apple Sunnyvale Mortgage Loan (see Exhibit 34.5)

34.71       Park Bridge Lender Services LLC, as Operating Advisor of the Apple Sunnyvale Mortgage Loan (see Exhibit 34.48)

34.72       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Apple Sunnyvale Mortgage Loan (see Exhibit 34.7)

34.73       National Tax Search, LLC, as Servicing Function Participant of the Apple Sunnyvale Mortgage Loan (see Exhibit 34.8)

34.74       Wells Fargo Bank, National Association, as Primary Servicer of the Sheraton Hotel Greensboro Mortgage Loan (see Exhibit 34.1)

34.75       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Sheraton Hotel Greensboro Mortgage Loan (see Exhibit 34.44)

34.76       Wilmington Trust, National Association, as Trustee of the Sheraton Hotel Greensboro Mortgage Loan (Omitted. See Explanatory Notes.)

34.77       Wells Fargo Bank, National Association, as Custodian of the Sheraton Hotel Greensboro Mortgage Loan (see Exhibit 34.5)

34.78       Park Bridge Lender Services LLC, as Operating Advisor of the Sheraton Hotel Greensboro Mortgage Loan (see Exhibit 34.48)

34.79       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Sheraton Hotel Greensboro Mortgage Loan (see Exhibit 34.7)

34.80       National Tax Search, LLC, as Servicing Function Participant of the Sheraton Hotel Greensboro Mortgage Loan (see Exhibit 34.8)

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

35.2         CWCapital Asset Management LLC, as Special Servicer

35.3         Wells Fargo Bank, National Association, as Certificate Administrator

35.4         Wells Fargo Bank, National Association, as Primary Servicer of the Save Mart Portfolio Mortgage Loan (see Exhibit 35.1)

35.5         AEGON USA Realty Advisors, LLC, as Special Servicer of the Save Mart Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.6         Wells Fargo Bank, National Association, as Primary Servicer of the Baypoint Commerce Center Mortgage Loan (see Exhibit 35.1)

35.7         CWCapital Asset Management LLC, as Special Servicer of the Baypoint Commerce Center Mortgage Loan (see Exhibit 35.2)

35.8         Wells Fargo Bank, National Association, as Primary Servicer of the Art Van Portfolio Mortgage Loan (see Exhibit 35.1)

35.9         CWCapital Asset Management LLC, as Special Servicer of the Art Van Portfolio Mortgage Loan (see Exhibit 35.2)

35.10       Wells Fargo Bank, National Association, as Primary Servicer of the Lormax Stern Retail Development - Roseville Mortgage Loan (see Exhibit 35.1)

35.11       CWCapital Asset Management LLC, as Special Servicer of the Lormax Stern Retail Development - Roseville Mortgage Loan (see Exhibit 35.2)

35.12       Wells Fargo Bank, National Association, as Primary Servicer of the Concorde Portfolio Mortgage Loan (see Exhibit 35.1)

35.13       CWCapital Asset Management LLC, as Special Servicer of the Concorde Portfolio Mortgage Loan (see Exhibit 35.2)

35.14       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moffett Place Google Mortgage Loan (Omitted. See Explanatory Notes.)

35.15       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Moffett Place Google Mortgage Loan (Omitted. See Explanatory Notes.)

35.16       Wells Fargo Bank, National Association, as Primary Servicer of the One West 34th Street Mortgage Loan (see Exhibit 35.1)

35.17       Rialto Capital Advisors, LLC, as Special Servicer of the One West 34th Street Mortgage Loan (Omitted. See Explanatory Notes.)

35.18       KeyBank National Association, as Primary Servicer of the 75 Broad Street Mortgage Loan (Omitted. See Explanatory Notes.)

35.19       KeyBank National Association, as Special Servicer of the 75 Broad Street Mortgage Loan (Omitted. See Explanatory Notes.)

35.20       Wells Fargo Bank, National Association, as Primary Servicer of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (see Exhibit 35.1)

35.21       Rialto Capital Advisors, LLC, as Special Servicer of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.22       Wells Fargo Bank, National Association, as Primary Servicer of the Apple Sunnyvale Mortgage Loan (see Exhibit 35.1)

35.23       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Apple Sunnyvale Mortgage Loan (Omitted. See Explanatory Notes.)

35.24       Wells Fargo Bank, National Association, as Primary Servicer of the Sheraton Hotel Greensboro Mortgage Loan (see Exhibit 35.1)

35.25       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Sheraton Hotel Greensboro Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 23, 2020

/s/ David Schell

David Schell, Managing Director

Date: March 23, 2020