Form 10-K
period 2023-12-31
UBS Commercial Mortgage Trust 2017-C1
filed 2024-03-12
CIK 1706060

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧                                                                                                        Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

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

Rialto Capital Advisors, LLC is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement from and after January 5, 2023, the One West 34th Street Mortgage Loan and the Atlanta and Anchorage Hotel Portfolio Mortgage Loan. As a result, Rialto Capital Advisors, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Rialto Capital Advisors, LLC in the capacities described above are listed in the Exhibit Index.

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

With respect to the pari passu loan combinations that include the Moffett Place Google Mortgage Loan, the 75 Broad Street Mortgage Loan and the Sheraton Hotel Greensboro Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Midland Loan Services, a Division of PNC Bank, National Association as primary servicer of the Moffett Place Google Mortgage Loan and special servicer of the Moffett Place Google Mortgage Loan prior to May 5, 2023, K-Star Asset Management LLC as special servicer of the Moffett Place Google Mortgage Loan on and after May 5, 2023, KeyBank National Association as primary servicer and special servicer of the 75 Broad Street Mortgage Loan and LNR Partners, LLC as special servicer of the Sheraton Hotel Greensboro Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Midland Loan Services, a Division of PNC Bank, National Association as primary servicer of the Moffett Place Google Mortgage Loan and special servicer of the Moffett Place Google Mortgage Loan prior to May 5, 2023, K-Star Asset Management LLC as special servicer of the Moffett Place Google Mortgage Loan on and after May 5, 2023, KeyBank National Association as primary servicer and special servicer of the 75 Broad Street Mortgage Loan and LNR Partners, LLC as special servicer of the Sheraton Hotel Greensboro Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 1C.  Cybersecurity.

Omitted.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee, certificate administrator and custodian.

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

PART IV

Item 15. Exhibit and Financial Statement Schedules

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

4.4           Trust and Servicing Agreement, dated as of May 1, 2017, by and among Natixis Commercial Mortgage Securities LLC, as Depositor, KeyBank National Association, as Servicer, KeyBank National Association, as Special Servicer, and Wells Fargo Bank, National Association, as Trustee, Certificate Administrator and Custodian (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on June 12, 2017 under Commission File No. 333-207340-01 and incorporated by reference herein).

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

4.10         Agreement Between Noteholders, dated as of June 8, 2017, by and between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-1 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-2 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-3 Holder, and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-4 Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on June 12, 2017 under Commission File No. 333-207340-01 and incorporated by reference herein).

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

33.1         Wells Fargo Bank, National Association, as Master Servicer

33.2         CWCapital Asset Management LLC, as Special Servicer prior to January 5, 2023

33.3         Rialto Capital Advisors, LLC, as Special Servicer on and after January 5, 2023

33.4         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.5         Wells Fargo Bank, National Association, as Certificate Administrator

33.6         Wells Fargo Bank, National Association, as Custodian

33.7         Pentalpha Surveillance LLC, as Operating Advisor

33.8         CoreLogic Solutions, LLC, as Servicing Function Participant

33.9         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

33.10       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

33.11       Wells Fargo Bank, National Association, as Primary Servicer of the Baypoint Commerce Center Mortgage Loan (see Exhibit 33.1)

33.12       CWCapital Asset Management LLC, as Special Servicer of the Baypoint Commerce Center Mortgage Loan prior to January 5, 2023 (see Exhibit 33.2)

33.13       Rialto Capital Advisors, LLC, as Special Servicer of the Baypoint Commerce Center Mortgage Loan on and after January 5, 2023 (see Exhibit 33.3)

33.14       Wilmington Trust, National Association, as Trustee of the Baypoint Commerce Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.15       Wells Fargo Bank, National Association, as Custodian of the Baypoint Commerce Center Mortgage Loan (see Exhibit 33.6)

33.16       Pentalpha Surveillance LLC, as Operating Advisor of the Baypoint Commerce Center Mortgage Loan (see Exhibit 33.7)

33.17       CoreLogic Solutions, LLC, as Servicing Function Participant of the Baypoint Commerce Center Mortgage Loan (see Exhibit 33.8)

33.18       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.19       Wells Fargo Bank, National Association, as Primary Servicer of the Concorde Portfolio Mortgage Loan (see Exhibit 33.1)

33.20       CWCapital Asset Management LLC, as Special Servicer of the Concorde Portfolio Mortgage Loan prior to January 5, 2023 (see Exhibit 33.2)

33.21       Rialto Capital Advisors, LLC, as Special Servicer of the Concorde Portfolio Mortgage Loan on and after January 5, 2023 (see Exhibit 33.3)

33.22       Wilmington Trust, National Association, as Trustee of the Concorde Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.23       Wells Fargo Bank, National Association, as Custodian of the Concorde Portfolio Mortgage Loan (see Exhibit 33.6)

33.24       Pentalpha Surveillance LLC, as Operating Advisor of the Concorde Portfolio Mortgage Loan (see Exhibit 33.7)

33.25       CoreLogic Solutions, LLC, as Servicing Function Participant of the Concorde Portfolio Mortgage Loan (see Exhibit 33.8)

33.26       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.27       Wells Fargo Bank, National Association, as Primary Servicer of the Lormax Stern Retail Development - Roseville Mortgage Loan (see Exhibit 33.1)

33.28       CWCapital Asset Management LLC, as Special Servicer of the Lormax Stern Retail Development - Roseville Mortgage Loan prior to January 5, 2023 (see Exhibit 33.2)

33.29       Rialto Capital Advisors, LLC, as Special Servicer of the Lormax Stern Retail Development - Roseville Mortgage Loan on and after January 5, 2023 (see Exhibit 33.3)

33.30       Wilmington Trust, National Association, as Trustee of the Lormax Stern Retail Development - Roseville Mortgage Loan (Omitted. See Explanatory Notes.)

33.31       Wells Fargo Bank, National Association, as Custodian of the Lormax Stern Retail Development - Roseville Mortgage Loan (see Exhibit 33.6)

33.32       Pentalpha Surveillance LLC, as Operating Advisor of the Lormax Stern Retail Development - Roseville Mortgage Loan (see Exhibit 33.7)

33.33       CoreLogic Solutions, LLC, as Servicing Function Participant of the Lormax Stern Retail Development - Roseville Mortgage Loan (see Exhibit 33.8)

33.34       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.35       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moffett Place Google Mortgage Loan (Omitted. See Explanatory Notes.)

33.36       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Moffett Place Google Mortgage Loan prior to May 5, 2023 (Omitted. See Explanatory Notes.)

33.37       K-Star Asset Management LLC, as Special Servicer of the Moffett Place Google Mortgage Loan on and after May 5, 2023 (Omitted. See Explanatory Notes.)

33.38       Wells Fargo Bank, National Association, as Trustee of the Moffett Place Google Mortgage Loan (Omitted. See Explanatory Notes.)

33.39       Wells Fargo Bank, National Association, as Custodian of the Moffett Place Google Mortgage Loan (see Exhibit 33.6)

33.40       Park Bridge Lender Services LLC, as Operating Advisor of the Moffett Place Google Mortgage Loan

33.41       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.42       Wells Fargo Bank, National Association, as Primary Servicer of the One West 34th Street Mortgage Loan (see Exhibit 33.1)

33.43       Rialto Capital Advisors, LLC, as Special Servicer of the One West 34th Street Mortgage Loan (see Exhibit 33.3)

33.44       Wilmington Trust, National Association, as Trustee of the One West 34th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.45       Wells Fargo Bank, National Association, as Custodian of the One West 34th Street Mortgage Loan (see Exhibit 33.6)

33.46       Pentalpha Surveillance LLC, as Operating Advisor of the One West 34th Street Mortgage Loan (see Exhibit 33.7)

33.47       CoreLogic Solutions, LLC, as Servicing Function Participant of the One West 34th Street Mortgage Loan (see Exhibit 33.8)

33.48       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.49       KeyBank National Association, as Primary Servicer of the 75 Broad Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.50       KeyBank National Association, as Special Servicer of the 75 Broad Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.51       Wells Fargo Bank, National Association, as Trustee of the 75 Broad Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.52       Wells Fargo Bank, National Association, as Custodian of the 75 Broad Street Mortgage Loan (see Exhibit 33.6)

33.53       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.54       Wells Fargo Bank, National Association, as Primary Servicer of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (see Exhibit 33.1)

33.55       Rialto Capital Advisors, LLC, as Special Servicer of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (see Exhibit 33.3)

33.56       Wilmington Trust, National Association, as Trustee of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.57       Wells Fargo Bank, National Association, as Custodian of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (see Exhibit 33.6)

33.58       Park Bridge Lender Services LLC, as Operating Advisor of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (see Exhibit 33.40)

33.59       CoreLogic Solutions, LLC, as Servicing Function Participant of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (see Exhibit 33.8)

33.60       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.61       Wells Fargo Bank, National Association, as Primary Servicer of the Sheraton Hotel Greensboro Mortgage Loan (see Exhibit 33.1)

33.62       LNR Partners, LLC, as Special Servicer of the Sheraton Hotel Greensboro Mortgage Loan (Omitted. See Explanatory Notes.)

33.63       Wilmington Trust, National Association, as Trustee of the Sheraton Hotel Greensboro Mortgage Loan (Omitted. See Explanatory Notes.)

33.64       Wells Fargo Bank, National Association, as Custodian of the Sheraton Hotel Greensboro Mortgage Loan (see Exhibit 33.6)

33.65       Park Bridge Lender Services LLC, as Operating Advisor of the Sheraton Hotel Greensboro Mortgage Loan (see Exhibit 33.40)

33.66       CoreLogic Solutions, LLC, as Servicing Function Participant of the Sheraton Hotel Greensboro Mortgage Loan (see Exhibit 33.8)

33.67       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Wells Fargo Bank, National Association, as Master Servicer

34.2         CWCapital Asset Management LLC, as Special Servicer prior to January 5, 2023

34.3         Rialto Capital Advisors, LLC, as Special Servicer on and after January 5, 2023

34.4         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.5         Wells Fargo Bank, National Association, as Certificate Administrator

34.6         Wells Fargo Bank, National Association, as Custodian

34.7         Pentalpha Surveillance LLC, as Operating Advisor

34.8         CoreLogic Solutions, LLC, as Servicing Function Participant

34.9         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

34.10       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

34.11       Wells Fargo Bank, National Association, as Primary Servicer of the Baypoint Commerce Center Mortgage Loan (see Exhibit 34.1)

34.12       CWCapital Asset Management LLC, as Special Servicer of the Baypoint Commerce Center Mortgage Loan prior to January 5, 2023 (see Exhibit 34.2)

34.13       Rialto Capital Advisors, LLC, as Special Servicer of the Baypoint Commerce Center Mortgage Loan on and after January 5, 2023 (see Exhibit 34.3)

34.14       Wilmington Trust, National Association, as Trustee of the Baypoint Commerce Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.15       Wells Fargo Bank, National Association, as Custodian of the Baypoint Commerce Center Mortgage Loan (see Exhibit 34.6)

34.16       Pentalpha Surveillance LLC, as Operating Advisor of the Baypoint Commerce Center Mortgage Loan (see Exhibit 34.7)

34.17       CoreLogic Solutions, LLC, as Servicing Function Participant of the Baypoint Commerce Center Mortgage Loan (see Exhibit 34.8)

34.18       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.19       Wells Fargo Bank, National Association, as Primary Servicer of the Concorde Portfolio Mortgage Loan (see Exhibit 34.1)

34.20       CWCapital Asset Management LLC, as Special Servicer of the Concorde Portfolio Mortgage Loan prior to January 5, 2023 (see Exhibit 34.2)

34.21       Rialto Capital Advisors, LLC, as Special Servicer of the Concorde Portfolio Mortgage Loan on and after January 5, 2023 (see Exhibit 34.3)

34.22       Wilmington Trust, National Association, as Trustee of the Concorde Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.23       Wells Fargo Bank, National Association, as Custodian of the Concorde Portfolio Mortgage Loan (see Exhibit 34.6)

34.24       Pentalpha Surveillance LLC, as Operating Advisor of the Concorde Portfolio Mortgage Loan (see Exhibit 34.7)

34.25       CoreLogic Solutions, LLC, as Servicing Function Participant of the Concorde Portfolio Mortgage Loan (see Exhibit 34.8)

34.26       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.27       Wells Fargo Bank, National Association, as Primary Servicer of the Lormax Stern Retail Development - Roseville Mortgage Loan (see Exhibit 34.1)

34.28       CWCapital Asset Management LLC, as Special Servicer of the Lormax Stern Retail Development - Roseville Mortgage Loan prior to January 5, 2023 (see Exhibit 34.2)

34.29       Rialto Capital Advisors, LLC, as Special Servicer of the Lormax Stern Retail Development - Roseville Mortgage Loan on and after January 5, 2023 (see Exhibit 34.3)

34.30       Wilmington Trust, National Association, as Trustee of the Lormax Stern Retail Development - Roseville Mortgage Loan (Omitted. See Explanatory Notes.)

34.31       Wells Fargo Bank, National Association, as Custodian of the Lormax Stern Retail Development - Roseville Mortgage Loan (see Exhibit 34.6)

34.32       Pentalpha Surveillance LLC, as Operating Advisor of the Lormax Stern Retail Development - Roseville Mortgage Loan (see Exhibit 34.7)

34.33       CoreLogic Solutions, LLC, as Servicing Function Participant of the Lormax Stern Retail Development - Roseville Mortgage Loan (see Exhibit 34.8)

34.34       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.35       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moffett Place Google Mortgage Loan (Omitted. See Explanatory Notes.)

34.36       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Moffett Place Google Mortgage Loan prior to May 5, 2023 (Omitted. See Explanatory Notes.)

34.37       K-Star Asset Management LLC, as Special Servicer of the Moffett Place Google Mortgage Loan on and after May 5, 2023 (Omitted. See Explanatory Notes.)

34.38       Wells Fargo Bank, National Association, as Trustee of the Moffett Place Google Mortgage Loan (Omitted. See Explanatory Notes.)

34.39       Wells Fargo Bank, National Association, as Custodian of the Moffett Place Google Mortgage Loan (see Exhibit 34.6)

34.40       Park Bridge Lender Services LLC, as Operating Advisor of the Moffett Place Google Mortgage Loan

34.41       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.42       Wells Fargo Bank, National Association, as Primary Servicer of the One West 34th Street Mortgage Loan (see Exhibit 34.1)

34.43       Rialto Capital Advisors, LLC, as Special Servicer of the One West 34th Street Mortgage Loan (see Exhibit 34.3)

34.44       Wilmington Trust, National Association, as Trustee of the One West 34th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.45       Wells Fargo Bank, National Association, as Custodian of the One West 34th Street Mortgage Loan (see Exhibit 34.6)

34.46       Pentalpha Surveillance LLC, as Operating Advisor of the One West 34th Street Mortgage Loan (see Exhibit 34.7)

34.47       CoreLogic Solutions, LLC, as Servicing Function Participant of the One West 34th Street Mortgage Loan (see Exhibit 34.8)

34.48       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.49       KeyBank National Association, as Primary Servicer of the 75 Broad Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.50       KeyBank National Association, as Special Servicer of the 75 Broad Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.51       Wells Fargo Bank, National Association, as Trustee of the 75 Broad Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.52       Wells Fargo Bank, National Association, as Custodian of the 75 Broad Street Mortgage Loan (see Exhibit 34.6)

34.53       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.54       Wells Fargo Bank, National Association, as Primary Servicer of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (see Exhibit 34.1)

34.55       Rialto Capital Advisors, LLC, as Special Servicer of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (see Exhibit 34.3)

34.56       Wilmington Trust, National Association, as Trustee of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.57       Wells Fargo Bank, National Association, as Custodian of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (see Exhibit 34.6)

34.58       Park Bridge Lender Services LLC, as Operating Advisor of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (see Exhibit 34.40)

34.59       CoreLogic Solutions, LLC, as Servicing Function Participant of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (see Exhibit 34.8)

34.60       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.61       Wells Fargo Bank, National Association, as Primary Servicer of the Sheraton Hotel Greensboro Mortgage Loan (see Exhibit 34.1)

34.62       LNR Partners, LLC, as Special Servicer of the Sheraton Hotel Greensboro Mortgage Loan (Omitted. See Explanatory Notes.)

34.63       Wilmington Trust, National Association, as Trustee of the Sheraton Hotel Greensboro Mortgage Loan (Omitted. See Explanatory Notes.)

34.64       Wells Fargo Bank, National Association, as Custodian of the Sheraton Hotel Greensboro Mortgage Loan (see Exhibit 34.6)

34.65       Park Bridge Lender Services LLC, as Operating Advisor of the Sheraton Hotel Greensboro Mortgage Loan (see Exhibit 34.40)

34.66       CoreLogic Solutions, LLC, as Servicing Function Participant of the Sheraton Hotel Greensboro Mortgage Loan (see Exhibit 34.8)

34.67       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as Master Servicer

35.2         CWCapital Asset Management LLC, as Special Servicer prior to January 5, 2023

35.3         Rialto Capital Advisors, LLC, as Special Servicer on and after January 5, 2023

35.4         Wells Fargo Bank, National Association, as Certificate Administrator

35.5         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

35.6         Wells Fargo Bank, National Association, as Primary Servicer of the Baypoint Commerce Center Mortgage Loan (see Exhibit 35.1)

35.7         CWCapital Asset Management LLC, as Special Servicer of the Baypoint Commerce Center Mortgage Loan prior to January 5, 2023 (see Exhibit 35.2)

35.8         Rialto Capital Advisors, LLC, as Special Servicer of the Baypoint Commerce Center Mortgage Loan on and after January 5, 2023 (see Exhibit 35.3)

35.9         Wells Fargo Bank, National Association, as Primary Servicer of the Concorde Portfolio Mortgage Loan (see Exhibit 35.1)

35.10       CWCapital Asset Management LLC, as Special Servicer of the Concorde Portfolio Mortgage Loan prior to January 5, 2023 (see Exhibit 35.2)

35.11       Rialto Capital Advisors, LLC, as Special Servicer of the Concorde Portfolio Mortgage Loan on and after January 5, 2023 (see Exhibit 35.3)

35.12       Wells Fargo Bank, National Association, as Primary Servicer of the Lormax Stern Retail Development - Roseville Mortgage Loan (see Exhibit 35.1)

35.13       CWCapital Asset Management LLC, as Special Servicer of the Lormax Stern Retail Development - Roseville Mortgage Loan prior to January 5, 2023 (see Exhibit 35.2)

35.14       Rialto Capital Advisors, LLC, as Special Servicer of the Lormax Stern Retail Development - Roseville Mortgage Loan on and after January 5, 2023 (see Exhibit 35.3)

35.15       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moffett Place Google Mortgage Loan (Omitted. See Explanatory Notes.)

35.16       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Moffett Place Google Mortgage Loan prior to May 5, 2023 (Omitted. See Explanatory Notes.)

35.17       K-Star Asset Management LLC, as Special Servicer of the Moffett Place Google Mortgage Loan on and after May 5, 2023 (Omitted. See Explanatory Notes.)

35.18       Wells Fargo Bank, National Association, as Primary Servicer of the One West 34th Street Mortgage Loan (see Exhibit 35.1)

35.19       Rialto Capital Advisors, LLC, as Special Servicer of the One West 34th Street Mortgage Loan (see Exhibit 35.3)

35.20       KeyBank National Association, as Primary Servicer of the 75 Broad Street Mortgage Loan (Omitted. See Explanatory Notes.)

35.21       KeyBank National Association, as Special Servicer of the 75 Broad Street Mortgage Loan (Omitted. See Explanatory Notes.)

35.22       Wells Fargo Bank, National Association, as Primary Servicer of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (see Exhibit 35.1)

35.23       Rialto Capital Advisors, LLC, as Special Servicer of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (see Exhibit 35.3)

35.24       Wells Fargo Bank, National Association, as Primary Servicer of the Sheraton Hotel Greensboro Mortgage Loan (see Exhibit 35.1)

35.25       LNR Partners, LLC, as Special Servicer of the Sheraton Hotel Greensboro Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 12, 2024

/s/ Andrew Lisa

Andrew Lisa, Director

Date: March 12, 2024